Form 10-Q
period 2002-06-30
HEWLETT PACKARD ERSTE VERMOGENSVERW U BETEILIGUNGSGES MBH
filed 2002-08-14
CIK 1180230

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und
BETEILIGUNGSGESELLSCHAFT mbH
(Exact name of registrant as specified in its charter)

Germany (State or other jurisdiction of incorporation or organization)	Not applicable (IRS Employer Identification No.)
Herrenberger Strasse 140, 71034 Boeblingen, Germany (Address of principal executive offices)	— (Zip Code)

++49-7031-14-1742
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August , 2002
Common Stock, Euro 25,000 nominal value	1 share

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Statement of Earnings
(Unaudited)

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Equity in net loss of Indigo N.V.	$(13,667,717)	$(65,644,635)
Recoupment of equity in net loss of Indigo N.V. through gains on intercompany transactions	13,667,717	65,644,635

Earning attributable to Indigo N.V. transactions	—	—

Interest income	70	140
Foreign exchange loss	(50)	(124)

Earnings before income taxes	20	16
Provision for income taxes	6	6

Net earnings	$14	$10

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Balance Sheet
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$22,453	$22,437

Total assets	$22,453	$22,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$6	$—
Commitments and contingencies
Stockholders' equity:
Common stock, nominal value 25,000 Euros (1 share authorized, issued and outstanding at June 30, 2002 and December 31, 2001)	22,313	22,313
Retained earnings	134	124

Total stockholders' equity	22,447	22,437

Total liabilities and stockholders' equity	$22,453	$22,437

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Statement of Cash Flows
(Unaudited)

Six Months Ended June 30, 2002
Cash flows from operating activities:
Net earnings	$10
Increase in accrued taxes on earnings	6

Net cash provided by operating activities	16

Cash flows from investing activities:
Purchase of Hewlett-Packard common stock	(573,149,984)
Cash paid in lieu of fractional shares upon acquisition of Indigo N.V.	(5,940)

Net cash used in investing activities	(573,155,924)

Cash flows from financing activities:
Proceeds of loan from affiliated entity	573,155,924

Net cash provided by financing activities	573,155,924

Increase in cash	16
Cash at beginning of period	22,437

Cash at end of period	$22,453

Non-cash transactions:
Transfer of Indigo common shares in repayment of loan from affiliated entity	$573,155,924

Distribution of Hewlett-Packard common stock to purchase Indigo	$573,149,984

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Notes to Financial Statements
(Unaudited)

Note 1. Organization and Business

Organization and Business Purpose

        Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH ("HP Erste V&B"), a corporation organized under the laws of Germany, was incorporated in September 2001 under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH by a third party for the purpose of establishing an inactive shell company. In September 2001, Hewlett-Packard Company, a corporation organized under the laws of Delaware ("HP Parent"), entered into an Offer Agreement (as amended in February 2002) with Indigo N.V., a corporation organized under the laws of The Netherlands ("Indigo"), pursuant to which HP Parent, either directly or through a subsidiary, would commence an exchange offer to acquire all of the outstanding shares of Indigo (the "Offer"). In December 2001, all of the outstanding stock of HP Erste V&B was purchased by an indirect subsidiary of HP Parent for the purpose of utilizing HP Erste V&B to effect the Offer. In March 2002, the Offer expired and, according to its terms, HP Erste V&B accepted for payment 94,522,517 common shares of Indigo that were tendered pursuant to the Offer (the "Tendered Indigo Shares"). In April 2002, HP Erste V&B delivered the Offer consideration in exchange for the Tendered Indigo Shares, which consisted of 31,578,153 shares of HP Parent common stock, 52,625,240 contingent value rights ("CVRs") and $5,940 cash paid in lieu of the issuance of fractional shares of HP Parent common stock. The shares of HP Parent common stock were purchased by HP Erste V&B from HP Parent in March and April 2002. Each of the CVRs and the shares of HP Parent common stock issued and exchanged in connection with the Offer were registered with U.S. Securities and Exchange Commission pursuant to a registration statement on Form S-4 filed by HP Parent and declared effective in February 2002. Prior to the completion of the Offer, HP Erste V&B had not conducted any business.

Intercompany Loan and Stock Purchase

        In March and April 2002, HP Erste V&B borrowed $573,155,924 from an indirect subsidiary of HP Parent for the purpose of acquiring newly issued shares of HP Parent common stock to be exchanged for the Tendered Indigo Shares in connection with the Offer. The loan was made pursuant to the terms of a loan agreement between HP Erste V&B and HP Europa Holding GmbH & Co. KG ("HP Europa KG") dated March 26, 2002 (the "Loan"). In March and April 2002, HP Erste V&B purchased 31,578,153 shares of HP Parent common stock for $573,149,984 pursuant to the terms of a stock purchase agreement between HP Erste V&B and HP Parent dated March 22, 2002.

Issuance of CVRs and HP Parent Guarantee

        In April 2002 and pursuant to the terms of the Offer, HP Erste V&B entered into an indenture, the Contingent Value Rights Agreement (the "CVR Agreement"), with J.P. Morgan Trust Company, National Association (the "Trustee") and issued 52,625,240 CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is attached to this report as exhibit 4(a)) during the three-year period commencing April 1, 2002. In April 2002, and in connection with the issuance of the CVRs, HP Parent executed and delivered to the Trustee a Corporate Guarantee regarding HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement (the "Corporate Guarantee").

Sale of Indigo and Repayment of Intercompany Loan

        In June 2002, HP Erste V&B sold the Tendered Indigo Shares to HP Europa KG in satisfaction of all remaining obligations under the Loan.

Corporate Information

        This report is being filed by HP Erste V&B in accordance with Rule 3-10 of Regulation S-X as it applies to the issuance of the CVRs by HP Erste V&B and the related Corporate Guarantee by HP Parent. The CVRs were issued in April 2002, and accordingly, no reports have been filed for prior periods. The fiscal year of HP Erste V&B ends on December 31.

        The managing directors of HP Erste V&B are Ann O. Baskins, Jurgen Banhardt and Charles N. Charnas. Ms. Baskins also serves as Chief Executive Officer of HP Erste V&B and as Senior Vice President, General Counsel and Secretary of HP Parent. Mr. Banhardt also serves as Director Finance and Administration for Hewlett-Packard GmbH, a German operating subsidiary of HP Parent. Mr. Charnas also serves as Chief Financial Officer of HP Erste V&B, as Assistant Secretary and Senior Managing Counsel of HP Parent, and as Managing Director of Indigo.

Note 2: Basis of Presentation

        The accompanying financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying financial statements for HP Erste V&B contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2002, and its results of operations and cash flows for the six months ended June 30, 2002.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3: Significant Accounting Policies

Cash

        Cash is held in an interest bearing account at a third party financial institution. HP Erste V&B holds no cash equivalents or short-term investments.

Foreign Exchange

        HP Erste V&B uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for stockholders' equity, which is remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in net earnings.

Dividends

        HP Erste V&B has not paid or declared dividends since its purchase by a subsidiary of HP Parent in December 2001.

Note 4: Purchase of HP Erste V&B

        On December 20, 2001, an indirect subsidiary of HP Parent purchased HP Erste V&B, which then was organized under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH, for approximately $5,700, net of cash acquired. For the period from December 20, 2001 to March 22, 2002, HP Erste V&B's only activity was interest earned on its cash balance.

Note 5: Indigo Purchase and Sale

        In March 2002, HP Erste V&B completed the Offer and thereby acquired 94,522,517 common shares of Indigo, which constituted approximately 85% of Indigo's issued and outstanding share capital, excluding shares held by Indigo in treasury. As explained in Note 1, HP Erste V&B sold these shares to HP Europa KG, another HP Parent subsidiary. The common shares of Indigo were acquired and sold for the same amount resulting in no gain or loss to HP Erste V&B.

        It was HP Erste V&B's and HP Parent's intent that the Tendered Indigo Shares would be sold to HP Europa KG immediately after the completion of the Offer so that none of Indigo's results of operations would accrue to HP Erste V&B. However, due to administrative reasons, the transfer of the Tendered Indigo Shares to HP Europa was delayed until June 24, 2002. Accordingly, HP Erste V&B has accounted for the operations of Indigo during the period March 22, 2002 to June 24, 2002 using the equity method since HP Erste V&B's control of Indigo was considered to be temporary. The losses from the operations of Indigo were then recouped by HP Erste V&B through gains on the related intercompany transactions, resulting in no net earnings to HP Erste V&B attributable to the transactions involving Indigo.

        HP Erste V&B's loss on its equity method investment in Indigo was $65.6 million during the six month period ended June 30, 2002, which loss was offset by gains of the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B's proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, and amortization expense related to specifically identified amortizable assets and additional expenses related to fair value adjustments to tangible assets.

Note 6: Indigo Contingent Value Rights

        In addition to the 31,578,153 shares of HP Parent common stock exchanged by HP Erste V&B for the Indigo common shares, HP Erste V&B also issued and exchanged 52,625,240 non-transferable CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is attached to this report as exhibit 4(a)) over a three-year period commencing on April 1, 2002. The liability related to the CVRs, which has been guaranteed by HP Parent, will be recorded by HP Erste V&B when the cumulative revenue thresholds have been met. Under the terms of the CVR Agreement, no liability accrues unless the total cumulative revenue results during the three-year period reaches $1.0 billion. At June 30, 2002, this minimum threshold had not been met and, accordingly, no amounts have been accrued. The maximum contingent liability related to the CVRs is approximately $240 million if the cumulative revenue results during the three-year period equals or exceeds $1.6 billion.

        The future cash payment, if any, of the CVRs will be payable after April 1, 2005. HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent under the terms of the Corporate Guarantee.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Financial Statements and the related notes that appear in Part I, Item 1 of this document.

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HP Erste V&B to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of or statements regarding earnings, revenue, expenses, future access to capital, or other financial items; any statements of the plans, strategies and objectives of management for future operations, including statements regarding the on-going purpose of HP Erste V&B and any statements regarding any potential payment obligations under the CVRs; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the risks that are described under "Factors That Could Affect Future Results" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP Erste V&B assumes no obligation and does not intend to up-date these forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Contingent Value Rights

        HP Erste V&B's liability related to the CVRs will be accrued, and a related intercompany receivable from HP Europa KG recorded, when and if certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is attached to this report as exhibit 4(a)) are achieved during the three-year period commencing on April 1, 2002. The future cash payment, if any, of the CVRs will be payable after April 1, 2005. HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent.

RESULTS OF OPERATIONS

        The following is a summary of operating results of HP Erste V&B for the three-month period and six-month periods ending June 30, 2002. Prior to March 22, 2002, HP Erste V&B was an inactive shell company.

        For a discussion on the intercompany transactions see Note 5 to the accompanying Financial Statements.

        For the three months ended June 30, 2002, HP Erste V&B recorded interest income of $70 on its cash balances and exchange losses of $50 on the remeasurement of its accounts into U.S. dollars. For the six months ended June 30, 2002, HP Erste V&B recorded interest income of $140 and exchange losses of $124. HP Erste V&B's future results of operations are expected to be limited to interest income on its existing cash balance and exchange gains or losses on remeasurement of its accounts into U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

        HP Erste V&B's primary source of liquidity is its current cash balance of $22,453. This amount is held in an interest-bearing account.

        For the six months ended June 30, 2002, HP Erste V&B's cash flows from operating activities were $16, consisting of interest income on its cash balance, partially offset by exchange losses.

        Cash flows from investing activities for the six months ended June 30, 2002, consisted of the purchase of 31,578,153 shares of Hewlett-Packard common stock for an aggregate price of approximately $573.1 million and the $5,940 payment in lieu of the issuance of fractional shares of HP Parent common stock. HP Erste V&B's cash flows from financing activities consisted of a loan from an affiliated entity, HP Europa KG, to fund the purchase of the Hewlett-Packard common stock. HP Erste V&B used the Hewlett-Packard common stock as part of the offer consideration to complete the purchase of the Tendered Indigo Shares. Ownership of the Tendered Indigo Shares, including its cash balance, was subsequently transferred to HP Europa KG in full settlement of the loan from HP Europa KG to HP Erste V&B.

        HP Erste V&B's contingent liability for the Indigo CVRs is guaranteed by HP Parent. Management expects that the company will have minimal other cash requirements, and that the current cash balance is sufficient to meet miscellaneous operating expenses, if any, that may be incurred over the next twelve months.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance.

  We have no significant assets.

        We have no significant assets. Our operating results for the three-month and six-month periods ending June 30, 2002, reflected, in part, our temporary ownership of the Tendered Indigo Shares. We no longer own the Tendered Indigo Shares. Our current operating plans are limited to performing our obligations and enforcing our rights pursuant to the CVRs and the CVR Agreement and to investing our limited cash assets in interest bearing bank accounts. Pursuant to a Profit Transfer Agreement entered into in May 2002 between HP Erste V&B and HP Europa KG, we are obligated to transfer our future profits to HP Europa KG and may not retain such profits unless otherwise approved by HP Europa KG.    As a result, we do not expect to be able to increase our capital base to any significant extent in the future. Pursuant to the Profit Transfer Agreement, HP Europa KG also is obligated to compensate us for any annual deficit if such deficit cannot be satisfied out of our uncommitted reserves. In addition, HP Parent has guaranteed our payment and performance obligations under or pursuant to the CVRs and the CVR Agreement pursuant to the terms of the Corporate Guarantee.    However, if HP Europa KG and HP Parent are unable to satisfy their obligations under the Profit Transfer Agreement or the Corporate Guarantee and we incur significant liabilities in the future, it is unlikely that we would have access to sufficient resources to satisfy such liabilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        HP Erste V&B has no financial instruments subject to market risk.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

        HP Erste V&B held a Special Meeting of Shareholders on May 28, 2002 in Boeblingen, Germany. At the Special Meeting, the following proposals were voted on by the sole shareholder of HP Erste V&B as indicated below.

  The shareholder approved the Profit Transfer Agreement between HP Erste V&B and HP Europe KG.

  The shareholder irrevocably waived the right to obtain a report concerning the Profit Transfer Agreement as permitted under the German Stock Corporation Act.

  The shareholder irrevocably waived the right to take any legal action against the validity of the approval of the Profit Transfer Agreement.

The single outstanding share of HP Erste V&B was voted in favor of each of the proposals.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 14 of this report.

  (b)
  Reports on Form 8-K:

    There were no reports on Form 8-K for the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
/s/ Charles N. Charnas Charles N. Charnas Managing Director and Chief Financial Officer

Date: August 14, 2002

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
EXHIBIT INDEX

Exhibit Number	Description
3(a)	English Translation of Registrant's Articles of Association ("Gesellschaftsvertrag").
3(b)	English Translation of Registrant's Certificate of Registration (Commercial Register—Dept. B—of the Böblingen Local Court Commercial Register Book 5328).
4(a)	Contingent Value Rights Agreement, dated as of April 1, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and J.P. Morgan Trust Company, National Association.
4(b)	Hewlett-Packard Company Corporate Guaranty (Limited Amount), dated as of April 1, 2002.
10(a)	Stock Purchase Agreement made and entered into as of March 22, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH.
10(b)	Loan Agreement made on March 26, 2002 by and between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG.
10(c)	English Translation of Profit Transfer Agreement, dated May 28, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG.
10(d)	Share Sale and Purchase Agreement made on June 24, 2002 between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co KG.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements .
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT