Form 10-Q
period 2002-09-30
HEWLETT PACKARD ERSTE VERMOGENSVERW U BETEILIGUNGSGES MBH
filed 2002-11-14
CIK 1180230

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 333-73786-01

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und
BETEILIGUNGSGESELLSCHAFT mbH
(Exact name of registrant as specified in its charter)

Germany (State or other jurisdiction of incorporation or organization)	Not applicable (IRS Employer Identification No.)
Herrenberger Strasse 140 71034 Boëblingen, Germany (Address of principal executive offices)	— (Zip Code)
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2002
Common Stock, Euro 25,000 nominal value	1 share

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Statement of Earnings
(Unaudited)

	Three months Ended September 30, 2002	Nine Months Ended September 30, 2002
Equity in net loss of Indigo	$—	$(65,644,635)
Recoupment of equity in net loss of Indigo through gains on intercompany transactions	—	65,644,635

Earnings attributable to Indigo transactions	—	—
Interest income and other, net	63	79

Earnings before income taxes	63	79
Provision for income taxes	22	28

Net earnings	$41	$51

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Balance Sheet
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash	$22,516	$22,437

Total assets	$22,516	$22,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$28	$—
Commitments and contingencies
Stockholders' equity:
Common stock, nominal value 25,000 Euros (1 share authorized, issued and outstanding at September 30, 2002 and December 31, 2001)	22,313	22,313
Retained earnings	175	124

Total stockholders' equity	22,488	22,437

Total liabilities and stockholders' equity	$22,516	$22,437

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
Statement of Cash Flows
(Unaudited)

Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net earnings	$51
Increase in accrued taxes on earnings	28

Net cash provided by operating activities	79

Cash flows from investing activities:
Purchase of Hewlett-Packard common stock	(573,149,984)
Cash paid in lieu of fractional shares upon acquisition of Indigo	(5,940)

Net cash used in investing activities	(573,155,924)

Cash flows from financing activities:
Proceeds of loan from affiliated entity	573,155,924

Net cash provided by financing activities	573,155,924

Increase in cash	79
Cash at beginning of period	22,437

Cash at end of period	$22,516

Non-cash transactions:
Transfer of Indigo common shares in repayment of loan from affiliated entity	$573,155,924

Distribution of Hewlett-Packard common stock in connection with the acquisition of Indigo	$573,149,984

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

Issuance of CVRs and HP Parent Guaranty

        In April 2002 and pursuant to the terms of the Offer, HP Erste V&B entered into an indenture, the Contingent Value Rights Agreement (the "CVR Agreement"), with J.P. Morgan Trust Company, National Association (the "Trustee") and issued 52,625,240 CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is incorporated by reference to this report as exhibit 4(a)) during the three-year period commencing April 1, 2002. In April 2002, and in connection with the issuance of the CVRs, HP Parent executed and delivered to the Trustee a Corporate Guaranty regarding HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement (the "Corporate Guaranty").

Sale of Indigo and Repayment of Intercompany Loan

        In June 2002, HP Erste V&B sold the Tendered Indigo Shares to HP Europa KG in satisfaction of all remaining obligations under the Loan.

Corporate Information

        The managing directors of HP Erste V&B are Ann O. Baskins, Jürgen Banhardt and Charles N. Charnas. Ms. Baskins also serves as Chief Executive Officer of HP Erste V&B and as Senior Vice President, General Counsel and Secretary of HP Parent. Mr. Banhardt also serves as Director of Finance and Administration for Hewlett-Packard Germany GmbH, a German operating subsidiary of HP Parent. Mr. Charnas also serves as Chief Financial Officer of HP Erste V&B, as Vice President, Deputy General Counsel and Assistant Secretary of HP Parent and as Managing Director of Indigo. The fiscal year of HP Erste V&B ends on December 31.

Note 2: Basis of Presentation

        The accompanying financial statements are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying financial statements for HP Erste V&B contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2002 and December 31, 2001, and its results of operations for the three and nine months ended September 30, 2002 and its cash flows for the nine months ended September 30, 2002.

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

Foreign Exchange

        HP Erste V&B uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for stockholders' equity, which is remeasured at historical exchange rates. Income and expense amounts are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in net earnings.

Dividends

        HP Erste V&B has not declared or paid dividends since its purchase by a subsidiary of HP Parent in December 2001.

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

        It was HP Erste V&B's and HP Parent's intent that the Tendered Indigo Shares would be sold to HP Europa KG immediately after the completion of the Offer so that none of Indigo's results of operations would accrue to HP Erste V&B. However, due to administrative reasons, the transfer of the Tendered Indigo Shares to HP Europa KG was delayed until June 24, 2002. Accordingly, HP Erste V&B has accounted for the operations of Indigo during the period March 22, 2002 to June 24, 2002 using the equity method since HP Erste V&B's control of Indigo was considered to be temporary. The losses from the operations of Indigo were then recouped by HP Erste V&B through gains on the related intercompany transactions, resulting in no net earnings to HP Erste V&B attributable to the transactions involving Indigo.

        HP Erste V&B's loss on its equity method investment in Indigo was $65.6 million during the nine-month period ended September 30, 2002, which loss was offset by gains of the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B's proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, and amortization expense related to specifically identified amortizable assets and additional expenses related to fair value adjustments to tangible assets.

Note 6: Indigo Contingent Value Rights

        In addition to the 31,578,153 shares of HP Parent common stock exchanged by HP Erste V&B for the Tendered Indigo Shares, HP Erste V&B also issued and exchanged 52,625,240 non-transferable CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is incorporated by reference to this report as exhibit 4(a)) over a three-year period commencing on April 1, 2002. Under the terms of the CVR Agreement, no liability accrues unless the total cumulative revenue results during the three-year period reaches $1.0 billion. At September 30, 2002, this minimum threshold had not been met and, accordingly, no amounts have been accrued. The maximum contingent liability related to the CVRs is approximately $240 million if the cumulative revenue results during the three-year period equals or exceeds $1.6 billion.

        The future cash payment, if any, of the CVRs will be payable after April 1, 2005. HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent under the terms of the Corporate Guaranty.

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

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HP Erste V&B to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of or statements regarding earnings, revenue, expenses, future access to capital, or other financial items; any statements of the plans, strategies and objectives of management for future operations, including statements regarding the on-going purpose of HP Erste V&B and any statements regarding any potential payment obligations under the CVRs; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the risks that are described under "Factors That Could Affect Future Results" as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP Erste V&B assumes no obligation and does not intend to update these forward-looking statements.

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

        Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its financial statements.

Contingent Value Rights

        HP Erste V&B's liability related to the CVRs will be accrued, and a related intercompany receivable from HP Europa KG recorded, when and if certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement, which is incorporated by reference to this report as exhibit 4(a)) are achieved during the three-year period commencing on April 1, 2002. The future cash payment, if any, pursuant to the CVRs will be payable after April 1, 2005. HP Erste V&B's payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent. The maximum contingent liability related to the CVRs is approximately $240 million if the cumulative revenue results during the three-year period equals or exceeds $1.6 billion.

RESULTS OF OPERATIONS

        The following is a summary of operating results of HP Erste V&B for the three- and nine-month periods ended September 30, 2002. Prior to March 22, 2002, HP Erste V&B was an inactive shell company.

        For a discussion of the intercompany transactions see Note 5 to the accompanying Financial Statements.

        For the three months ended September 30, 2002, HP Erste V&B recorded interest income and other, net, of $63, consisting of interest income on its cash balance offset by miscellaneous expenses. In May 2002, HP Erste V&B's cash account was converted from a Euro-denominated account to a U.S. dollar-denominated account and accordingly, no currency exchange gains or losses were incurred in the three months ended September 30, 2002. For the nine months ended September 30, 2002, HP Erste V&B recorded interest income and other, net, of $79, consisting of interest income on its cash balance partially offset by miscellaneous expenses and currency exchange losses. HP Erste V&B's future results of operations are expected to be limited to interest income on its existing cash balance and minor miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

        HP Erste V&B's primary source of liquidity is its current cash balance of $22,516. This amount is held in an interest-bearing account.

        For the nine months ended September 30, 2002, HP Erste V&B's cash flows from operating activities were $79, consisting of interest income on its cash balance partially offset by miscellaneous expenses and exchange losses.

        Cash flows from investing activities for the nine months ended September 30, 2002, consisted of the purchase of 31,578,153 shares of HP Parent common stock for an aggregate price of approximately $573.1 million and the $5,940 payment in lieu of the issuance of fractional shares of HP Parent common stock. HP Erste V&B's cash flows from financing activities consisted of a loan from an affiliated entity, HP Europa KG, to fund the purchase of the HP Parent common stock. HP Erste V&B used the HP Parent common stock as part of the offer consideration to complete the purchase of the Tendered Indigo Shares. Ownership of the Tendered Indigo Shares, including the associated cash balance, was subsequently transferred to HP Europa KG in full settlement of the loan from HP Europa KG to HP Erste V&B.

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

  We have no significant assets.

        We have no significant assets. Our operating results for the nine-month period ended September 30, 2002, reflected, in part, our temporary ownership of the Tendered Indigo Shares. We no longer own the Tendered Indigo Shares. Our current operating plans are limited to performing our obligations and enforcing our rights pursuant to the CVRs and the CVR Agreement and to investing our limited cash assets in interest bearing bank accounts. Pursuant to a Profit Transfer Agreement entered into in May

2002 between HP Erste V&B and HP Europa KG, we are obligated to transfer our future profits to HP Europa KG and may not retain such profits unless otherwise approved by HP Europa KG. As a result, we do not expect to be able to increase our capital base to any significant extent in the future. Pursuant to the Profit Transfer Agreement, HP Europa KG also is obligated to compensate us for any annual deficit if such deficit cannot be satisfied out of our uncommitted reserves. In addition, HP Parent has guaranteed our payment and performance obligations under or pursuant to the CVRs and the CVR Agreement pursuant to the terms of the Corporate Guaranty. However, if HP Europa KG and HP Parent are unable to satisfy their obligations under the Profit Transfer Agreement or the Corporate Guaranty and we incur significant liabilities in the future, it is unlikely that we would have access to sufficient resources to satisfy such liabilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        HP Erste V&B has no financial instruments subject to market risk.

ITEM 4. Controls and Procedures.

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of HP Erste V&B's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of HP Erste V&B's disclosure controls and procedures pursuant to Exchange Act 13a-14. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that HP Erste V&B's disclosure controls and procedures are effective in timely alerting them to material information related to HP Erste V&B and required to be included in HP Erste V&B's periodic SEC reports.

        There were no significant changes in HP Erste V&B's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        On August 12, 2002, the sole shareholder of HP Erste V&B, at a special meeting, resolved to appoint Ann O. Baskins and Charles N. Charnas as Chief Executive Officer and Chief Financial Officer, respectively, of HP Erste V&B. The whole share capital of HP Erste V&B was voted in favor of each of the appointments.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:
  A list of exhibits is set forth in the Exhibit Index found on page 15 of this report.

  (b)
  Reports on Form 8-K:
  There were no reports on Form 8-K for the quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
/s/ CHARLES N. CHARNAS Charles N. Charnas Managing Director and Chief Financial Officer

Date: November 13, 2002

CERTIFICATION

I, Ann O. Baskins, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANN O. BASKINS Ann O. Baskins Chief Executive Officer
November 13, 2002

CERTIFICATION

I, Charles N. Charnas, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES N. CHARNAS Charles N. Charnas Chief Financial Officer
November 13, 2002

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH
EXHIBIT INDEX

Exhibit Number	Description
2(a)	Offer Agreement by and between Hewlett-Packard Company and Indigo N.V. entered into as of September 6, 2001 and amended as of February 13, 2002, which appears as Annex A to Amendment No. 2 to the Registration Statement on Form S-4 dated February 14, 2002 (Registration No. 333-73786), which annex is incorporated herein by reference.
3(a)	English Translation of Registrant's Articles of Association ("Gesellschaftsvertrag"). (1)
3(b)	English Translation of Registrant's Certificate of Registration (Commercial Register—Dept B—of the Böeblingen Local Court Commercial Register Book 5328. (1)
4(a)	Contingent Value Rights Agreement, dated as of April 1, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and J.P. Morgan Trust Company, National Association. (1)
4(b)	Hewlett-Packard Company Corporate Guaranty (Limited Amount), dated as of April 1, 2002. (1)
10(a)	Stock Purchase Agreement made and entered into as of March 22, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH. (1)
10(b)	Loan Agreement made on March 26, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)
10(c)	English Translation of Profit Transfer Agreement, dated May 28, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)
10(d)	Share sale and Purchase agreement made on June 24, 2002 between Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co KG. (1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed August 14, 2002.

QuickLinks

HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements .
HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH Balance Sheet (Unaudited)
HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH Statement of Cash Flows (Unaudited)
HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH Notes to Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 4. Controls and Procedures.
PART II. OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURE
CERTIFICATION
CERTIFICATION
HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH EXHIBIT INDEX