Form 10-K
period 2002-12-31
HEWLETT PACKARD ERSTE VERMOGENSVERW U BETEILIGUNGSGES MBH
filed 2003-03-31
CIK 1180230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-73786-01

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS-und
BETEILIGUNGSGESELLSCHAFT mbH

(Exact name of registrant as specified in its charter)

Germany	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Herrenberger Strasse 140 71034 Boeblingen, Germany	—
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: ++49-7031-14-1742

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2002 was $0.

The number of shares of the registrant’s common stock outstanding as of March 21, 2003 was 1 share.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH (“HP Erste V&B”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, future access to capital or other financial items; any statements of the plans, strategies and objectives of management for future operations, including statements regarding the on-going purpose of HP Erste V&B and any potential payment obligations under the contingent value rights (“CVRs”); any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the risks that are described under “Factors That Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. HP Erste V&B assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.          Business.

HP Erste V&B, a corporation organized under the laws of Germany, was incorporated in September 2001 under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH by a third party for the purpose of establishing an inactive shell company. In September 2001, Hewlett-Packard Company, a corporation organized under the laws of Delaware (“HP Parent”), entered into an Offer Agreement (as amended in February 2002) with Indigo N.V. (“Indigo”), a corporation organized under the laws of The Netherlands, pursuant to which HP Parent, either directly or through a subsidiary, would commence an exchange offer to acquire all of the outstanding shares of Indigo (the “Offer”). In December 2001, all of the outstanding stock of HP Erste V&B was purchased by an indirect subsidiary of HP Parent for the purpose of utilizing HP Erste V&B to effect the Offer. In March 2002, the Offer expired and, according to its terms, HP Erste V&B accepted for payment 94,522,517 common shares of Indigo that were tendered pursuant to the Offer (the “Tendered Indigo Shares”). In April 2002, HP Erste V&B delivered the Offer consideration in exchange for the Tendered Indigo Shares, which consisted of 31,578,153 shares of HP Parent common stock, 52,625,240 CVRs and $5,940 cash paid in lieu of the issuance of fractional shares of HP Parent common stock. The shares of HP Parent common stock were purchased by HP Erste V&B from HP Parent in March and April 2002. Prior to the completion of the Offer, HP Erste V&B had not conducted any business.

At December 31, 2002, HP Erste V&B’s sole business purpose is to hold the contingent liability related to the CVRs and to effect the payment, if any, related to the CVRs after April 2005.

Employees

HP Erste V&B had no employees as of December 31, 2002.

Information regarding our executive officers is set forth in Part III.

ITEM 2.          Properties.

As of December 31, 2002, HP Erste V&B did not own or lease any property.  We have access to office space at Herrenberger Strasse 140, 71034 Boeblingen, Germany, which is provided to us without charge by Hewlett-Packard GmbH, a German operating subsidiary of HP Parent.

ITEM 3.          Legal Proceedings.

None.

ITEM 4.          Submission of Matters to a Vote of Security Holders.

On November 11, 2002, the sole shareholder of HP Erste V&B, at a special meeting, resolved to appoint Ann O. Baskins and Charles N. Charnas as representatives of the management board for the general oversight of HP Erste V&B’s financial accounting and reporting process, system of internal control, audit process and process for monitoring the compliance with the laws and regulations under the U. S. securities laws and the policies and rules under Hewlett-Packard’s Standards of Business Conduct. In addition, it was resolved to authorize Ann O. Baskins and Charles N. Charnas to do all acts, to execute all documents and/or to sign all instruments on behalf of HP Erste V&B in the above capacity. The whole share capital of HP Erste V&B was voted in favor of these resolutions.

PART II

ITEM 5.          Market for the Registrant’s Common Stock and Related Stockholder Matters.

HP Erste V&B’s common stock is not traded in any public market. HP Erste V&B has paid no cash dividends since inception and does not expect to pay cash dividends in the future. As of December 31, 2002, there was one stockholder of record.

Equity Compensation Plan Information

HP Erste V&B has no equity compensation plans.

Recent Sales of Unregistered Securities

In September 2001, HP Erste V&B, under the former name of David Hundertdreiundreissigste Vermögensverwaltungs-GmbH, issued one share of unregistered common stock to JF Vermögensverwaltungs-GmbH for an aggregate consideration of 25,000 euro. The purchase and sale of such share was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S of the Act on the basis that the transaction was an offshore offering and Section 4(2) of the Act on the basis that the transaction did not involve a public offering.

ITEM 6.          Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. In particular, Note 4 of the Notes to Financial Statements provides information regarding factors that affect the comparability of the financial data presented below.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Selected Financial Data

	Year ended December 31, 2002	Period from December 20, 2001 (inception) to December 31, 2001
Equity in net loss of Indigo	$(65,644,635)	$—
Recoupment of equity in net loss of Indigo through gains on intercompany transactions	65,644,635	—
Interest income and other, net	91	12
Earnings income before income taxes	91	12
Provision for income taxes	32	4
Net earnings	$59	$8
At year-end:
Total assets	$22,528	$22,437

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, earnings and related disclosure of contingent assets and liabilities. Management bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policy affects its more significant estimates and assumptions used in the preparation of its financial statements.

Contingent Value Rights

A liability related to the CVRs will be accrued, and a related intercompany receivable from HP Europa Holding GmbH & Co. KG  (“HP Europa KG”) recorded, only when and if certain cumulative revenue results of Hewlett-Packard Company (“HP Parent”) and its affiliates relating to Indigo N.V (“Indigo”), as described in the CVR Agreement, which is incorporated by reference in this report as exhibit 4(a), are achieved during the three-year period commencing on April 1, 2002. The future cash payment, if any, pursuant to the CVRs will be payable after April 1, 2005. HP Erste V&B’s payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent. The maximum contingent liability related to the CVRs is $237 million if the cumulative revenue results during the three-year period commencing on April 1, 2002 equals or exceeds $1.6 billion.

RESULTS OF OPERATIONS

The following is a summary of operating results of HP Erste V&B for the year ended December 31, 2002 and for the period from December 20, 2001 (inception) to December 31, 2001. Prior to March 22, 2002, HP Erste V&B was an inactive shell company.

For the period from March 22, 2002 to June 24, 2002, HP Erste V&B held temporary control of Indigo and accounted for the operations of Indigo during that period using the equity method. HP Erste V&B’s loss on its equity method investment in Indigo was $65.6 million during the year ended December 31, 2002, which was offset by gains of the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B’s proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, and amortization expense related to specifically identified amortizable assets and additional expenses related to fair value adjustments to tangible assets. For further information regarding intercompany transactions see Note 4 to the accompanying Financial Statements.

For the year ended December 31, 2002, HP Erste V&B recorded interest income and other, net, of $91, compared to $12 for the 11-day period from inception to December 31, 2001. Interest and other income, net consists of interest income on the cash balance for both periods, partially offset by miscellaneous expenses and currency exchange losses for the year ended December 31, 2002. In May 2002, HP Erste V&B’s cash account was converted from a euro-denominated account to a U.S. dollar denominated account. Accordingly, no currency exchange gains or losses were incurred after the date of the conversion. HP Erste V&B’s future results of operations are expected to be primarily interest income on its existing cash balance, associated bank fees and taxes.

LIQUIDITY AND CAPITAL RESOURCES

HP Erste V&B’s primary source of liquidity is its current cash balance of $22,528. This amount is held in an interest-bearing account.

For the year ended December 31, 2002, HP Erste V&B’s cash flows from operating activities were $91, consisting of interest income on its cash balance, partially offset by miscellaneous expenses and currency exchange losses. For the period from inception to December 31, 2001, cash flows from operating activities were $12, consisting of interest income on the cash balance.

Cash flows from investing activities for the year ended December 31, 2002, consisted of the purchase of 31,578,153 shares of HP Parent common stock for an aggregate price of approximately $573.1 million and the payment of $5,940 in lieu of the issuance of fractional shares of HP Parent common stock. HP Erste V&B’s cash flows from financing activities consisted of a loan from an affiliated entity, HP Europa KG, to fund the purchase of the HP Parent common stock. HP Erste V&B used the HP Parent common stock as part of the offer consideration to complete the purchase of the Tendered Indigo Shares. Ownership of the Tendered Indigo Shares was subsequently transferred to HP Europa KG in full settlement of HP Erste V&B’s obligations under the loan from HP Europa KG.

HP Erste V&B’s contingent liability for the CVRs is guaranteed by HP Parent. Management expects that HP Erste V&B will have minimal other cash requirements, and that the current cash balance is sufficient to meet miscellaneous operating expenses, if any, that may be incurred over the next twelve months.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance.

We have no significant assets.

We have no significant assets. Our operating results for the year ended December 31, 2002, reflected, in part, our temporary ownership of the Tendered Indigo Shares. We no longer own the Tendered Indigo Shares. Our current operating plans are limited to performing our obligations and enforcing our rights pursuant to the CVRs and the CVR Agreement and to investing our limited cash assets in interest bearing bank accounts. Pursuant to a Profit Transfer Agreement entered into in May 2002 between HP Erste V&B and HP Europa KG, we are obligated to transfer our future profits to HP Europa KG and may not retain such profits unless otherwise approved by HP Europa KG. As a result, we do not expect to be able to increase our capital base to any significant extent in the future. Pursuant to the Profit Transfer Agreement, HP Europa KG also is obligated to compensate us for any annual deficit if such deficit cannot be satisfied out of our uncommitted reserves. In addition, HP Parent has guaranteed our payment and performance obligations under or pursuant to the CVRs and the CVR Agreement pursuant to the terms of the Corporate Guaranty. However, if HP Europa KG and HP Parent are unable to satisfy their obligations under the Profit Transfer Agreement or the Corporate Guaranty and we incur significant liabilities in the future, it is unlikely that we would have access to sufficient resources to satisfy such liabilities.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

HP Erste V&B has no financial instruments subject to market risk as its cash account is denominated in U.S. dollars.

ITEM 8.          Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Managing Directors and Stockholder of

Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH

We have audited the accompanying balance sheets of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH as of December 31, 2002 and 2001, and the related statements of earnings, stockholder’s equity and cash flows for the year ended December 31, 2002 and the period from inception (December 20, 2001) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from inception (December 20, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

San Jose, California
March 25, 2003

Statement of Management Responsibility

HP Erste V&B’s management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information included in its 2002 Annual Report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and reflect the effects of certain estimates and judgments made by management.

HP Erste V&B is subject to a system of internal control that is utilized and relied upon by Hewlett-Packard Company and each of its consolidated subsidiaries (collectively, “HP”).  As a result, HP Erste V&B’s management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and the relevant HP finance and internal audit organizations.  HP selects and trains qualified people who are provided with and expected to adhere to HP’s Standards of Business Conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of HP Erste V&B’s control system.

HP Erste V&B’s financial statements as of and for the year ended December 31, 2002 and the period from inception (December 20, 2001) to December 31, 2001 have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

/s/ Ann O. Baskins	/s/ Charles N. Charnas

Ann O. Baskins	Charles N. Charnas
Chief Executive Officer and Managing Director	Chief Financial Officer and Managing Director

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Statement of Earnings

	Year ended December 31, 2002	Period from December 20, 2001 (inception) to December 31, 2001
Equity in net loss of Indigo	$(65,644,635)	$—
Recoupment of equity in net loss of Indigo through gains on intercompany transactions	65,644,635	—
Interest income and other, net	91	12
Earnings before income taxes	91	12
Provision for income taxes	32	4
Net earnings	$59	$8

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Balance Sheet

	December 31,
	2002	2001
ASSETS
Cash	$22,528	$22,437
Total assets	$22,528	$22,437

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities	$36	$4
Commitments and contingencies
Stockholder’s equity:
Common stock, nominal value 25,000 euro (1 share authorized, issued and outstanding at December 31, 2002 and 2001)	22,425	22,425
Retained earnings	67	8
Total stockholder’s equity	22,492	22,433
Total liabilities and stockholder’s equity	$22,528	$22,437

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Statement of Cash Flows

	Year Ended December 31, 2002	Period from December 20, 2001 (inception) to December 31, 2001
Cash flows from operating activities:
Net earnings	$59	$8
Increase in accrued taxes on earnings	32	4
Net cash provided by operating activities	91	12
Cash flows from investing activities:
Purchase of Hewlett-Packard common stock	(573,149,984)	—
Cash paid in lieu of fractional shares upon acquisition of Indigo N.V.	(5,940)	—
Net cash used in investing activities	(573,155,924)	—
Cash flows from financing activities:
Initial capital contribution	—	22,425
Proceeds of loan from affiliated entity	573,155,924	—
Net cash provided by financing activities	573,155,924	22,425
Increase in cash	91	22,437
Cash at beginning of period	22,437	—
Cash at end of period	$22,528	$22,437

Non-cash transactions:
Transfer of Indigo common shares in repayment of loan from affiliated entity	$573,155,924	$—
Distribution of Hewlett-Packard common stock to purchase Indigo	$573,149,984	$—

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Statement of Stockholder’s Equity

	Common Stock
	Number of Shares	Amount	Retained Earnings	Total
Initial issuance of common stock	1	$22,425	$—	$22,425
Net earnings	—	—	8	8
Balance December 31, 2001	1	22,425	8	22,433
Net earnings	—	—	59	59
Balance December 31, 2002	1	$22,425	$67	$22,492

The accompanying notes are an integral part of these financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Notes to Financial Statements

Note 1.           Organization and Business

Organization and Business Purpose

Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH (“HP Erste V&B”), a corporation organized under the laws of Germany, was incorporated in September 2001 under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH by a third party for the purpose of establishing an inactive shell company. In September 2001, Hewlett-Packard Company, a corporation organized under the laws of Delaware (“HP Parent”), entered into an Offer Agreement (as amended in February 2002) with Indigo N.V. (“Indigo”), a corporation organized under the laws of The Netherlands, pursuant to which HP Parent, either directly or through a subsidiary, would commence an exchange offer to acquire all of the outstanding shares of Indigo (the “Offer”). In December 2001, all of the outstanding stock of HP Erste V&B was purchased by an indirect subsidiary of HP Parent for the purpose of utilizing HP Erste V&B to effect the Offer. In March 2002, the Offer expired and, according to its terms, HP Erste V&B accepted for payment 94,522,517 common shares of Indigo that were tendered pursuant to the Offer (the “Tendered Indigo Shares”). In April 2002, HP Erste V&B delivered the Offer consideration in exchange for the Tendered Indigo Shares, which consisted of 31,578,153 shares of HP Parent common stock, 52,625,240 contingent value rights (“CVRs”) and $5,940 cash paid in lieu of the issuance of fractional shares of HP Parent common stock. The shares of HP Parent common stock were purchased by HP Erste V&B from HP Parent in March and April 2002. Prior to the completion of the Offer, HP Erste V&B had not conducted any business.

At December 31, 2002, HP Erste V&B’s sole business purpose is to hold the contingent liability related to the CVRs and to effect the payment, if any, related to the CVRs after April 2005.

Intercompany Loan and Stock Purchase

In March and April 2002, HP Erste V&B borrowed $573,155,924 from an indirect subsidiary of HP Parent for the purpose of acquiring newly issued shares of HP Parent common stock to be exchanged for the Tendered Indigo Shares in connection with the Offer.  The loan was made pursuant to the terms of a loan agreement between HP Erste V&B and HP Europa Holding GmbH & Co. KG  (“HP Europa KG”) dated March 26, 2002 (the “Loan”).  In March and April 2002, HP Erste V&B purchased 31,578,153 shares of HP Parent common stock for $573,149,984 pursuant to the terms of a stock purchase agreement between HP Erste V&B and HP Parent dated March 22, 2002.

Issuance of CVRs and HP Parent Guaranty

In April 2002 and pursuant to the terms of the Offer, HP Erste V&B entered into an indenture, the Contingent Value Rights Agreement (the “CVR Agreement”), with J.P. Morgan Trust Company, National Association (the “Trustee”) and issued 52,625,240 CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement) during the three-year period commencing April 1, 2002. In April 2002, and in connection with the issuance of the CVRs, HP Parent executed and delivered to the Trustee a Corporate Guaranty regarding HP Erste V&B’s payment obligations pursuant to the CVRs and the CVR Agreement (the “Corporate Guaranty”).

Sale of Indigo and Repayment of Intercompany Loan

In June 2002, HP Erste V&B sold the Tendered Indigo Shares to HP Europa KG in satisfaction of all remaining obligations under the Loan.

Corporate Information

The managing directors of HP Erste V&B are Ann O. Baskins, Jürgen Banhardt and Charles N. Charnas. Ms. Baskins also serves as Chief Executive Officer of HP Erste V&B and as Senior Vice President, General Counsel and Secretary of HP Parent. Mr. Banhardt also serves as Director of Finance and Administration for Hewlett-Packard GmbH, a German operating subsidiary of HP Parent. Mr. Charnas also serves as Chief Financial Officer of HP Erste V&B, as Vice-President, Deputy General Counsel and Assistant Secretary of HP Parent and as Managing Director of Indigo.

Note 2.           Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in HP Erste V&B’s financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash is held in an interest bearing account at a third party financial institution located in the United Kingdom. HP Erste V&B holds no cash equivalents or short-term investments.

Foreign Exchange

HP Erste V&B uses the U.S. dollar as its functional currency. Any foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for stockholder’s equity, which is remeasured at historical exchange rates. Earnings and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in net earnings.

Note 3.           Purchase of HP Erste V&B

On December 20, 2001, an indirect subsidiary of HP Parent purchased HP Erste V&B, which then was organized under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH, for approximately $5,700, net of cash acquired. For the period from December 20, 2001 to March 22, 2002, HP Erste V&B’s only activity was interest earned on its cash balance.

Note 4.           Indigo Purchase and Sale

In March 2002, HP Erste V&B completed the Offer and thereby acquired 94,522,517 common shares of Indigo, which constituted approximately 85% of Indigo’s issued and outstanding share capital, excluding shares held by Indigo in treasury. As explained in Note 1, HP Erste V&B sold these shares to HP Europa KG, another HP Parent subsidiary. The common shares of Indigo were acquired and sold for the same amount resulting in no gain or loss to HP Erste V&B.

It was HP Erste V&B’s and HP Parent’s intent that the Tendered Indigo Shares would be sold to HP Europa KG immediately after the completion of the Offer so that none of Indigo’s results of operations would accrue to HP Erste V&B. However, due to administrative reasons, the transfer of the Tendered Indigo Shares to HP Europa was delayed until June 24, 2002. Accordingly, HP Erste V&B has accounted for the operations of Indigo during the period March 22, 2002 to June 24, 2002 using the equity method since HP Erste V&B’s control of Indigo was considered to be temporary. The losses from the operations of Indigo were then recouped by HP Erste V&B through gains on the related intercompany transactions, resulting in no net earnings to HP Erste V&B attributable to the transactions involving Indigo.

HP Erste V&B’s loss on its equity method investment in Indigo was $65.6 million during the year ended December 31, 2002, which was offset by gains of the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B’s proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, and amortization expense related to specifically identified amortizable assets and additional expenses related to fair value adjustments to tangible assets.

Note 5.           Indigo Contingent Value Rights

In addition to the 31,578,153 shares of HP Parent common stock exchanged by HP Erste V&B for the Tendered Indigo Shares, HP Erste V&B also issued and exchanged 52,625,240 non-transferable CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement) (“CVR Revenue”) over a three-year period commencing on April 1, 2002. Under the terms of the CVR Agreement, no liability accrues unless during the three-year period the total cumulative CVR Revenue reaches $1.0 billion. The maximum contingent liability related to the CVRs is approximately $237 million if the cumulative CVR Revenue during the three-year period equals or exceeds $1.6 billion. Based on information provided by HP Parent and its affiliates, cumulative CVR Revenue from April 1, 2002 to December 31, 2002 was less than the $1.0 billion minimum threshold and, accordingly, no amounts have been accrued.

The future cash payment, if any, of the CVRs will be payable after April 1, 2005. HP Erste V&B’s payment obligations pursuant to the CVRs and the CVR Agreement are fully guaranteed by HP Parent under the terms of the Corporate Guaranty.

Note 6.           Taxes on Earnings

For the years ended December 31, 2002 and 2001, the provision for income taxes is equal to German tax at the statutory rate of 36%. HP Erste V&B had no deferred tax assets or liabilities at December 31, 2002 and 2001.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Quarterly Summary

(Unaudited)

	Period from December 20, 2001 to December 31, 2001	For the following three-month periods ended
		March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Equity in net loss of Indigo	$—	$(51,976,918)	$(13,667,717)	$—	$—
Recoupment of equity in net loss of Indigo through gains on intercompany transactions	—	51,976,918	13,667,717	—	—
Interest income and other, net	12	(4)	20	63	12
Earnings (loss) before income taxes	12	(4)	20	63	12
Provision for income taxes	4	—	6	22	4
Net earnings (loss)	$8	$(4)	$14	$41	$8

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant.

The names of the managing directors and executive officers of HP Erste V&B and their ages, titles and biographies as of the date hereof are set forth below.   Each managing director and executive officer is elected for an indefinite term to serve until his or her successor is elected.

Jürgen Banhardt; age 43; Managing Director

Mr. Banhardt has been managing director of HP Erste V&B since January 2002. He also serves as Director of Finance and Administration for Hewlett-Packard GmbH, a German operating subsidiary of HP Parent.

Ann O. Baskins; age 47; Managing Director and Chief Executive Officer

Ms. Baskins has been managing director of HP Erste V&B since January 2002 and its chief executive officer since August 2002.  She also serves as Senior Vice President, General Counsel and Secretary of HP Parent.

Charles N. Charnas; age 44; Managing Director and Chief Financial Officer

Mr. Charnas has been managing director of HP Erste V&B since January 2002 and its chief financial officer since August 2002.  He also serves as Vice-President, Deputy General Counsel and Assistant Secretary of HP Parent and as Managing Director of Indigo.

ITEM 11.       Director and Executive Compensation.

Mr. Banhardt’s services to HP Erste V&B are provided without charge by his employer, Hewlett-Packard GmbH.  Each of Ms. Baskin’s and Mr. Charnas’ services to HP Erste V&B are provided without charge by their employer, HP Parent.  None of Mr. Banhardt, Ms. Baskins or Mr. Charnas receives any compensation from HP Erste V&B.

OPTION GRANTS IN LAST FISCAL YEAR

HP Erste V&B did not grant any stock options to its executive officers in 2002 and had no outstanding stock options at December 31, 2002.

EMPLOYMENT CONTRACTS

HP Erste V&B has no employment contracts with its executive officers.

PENSION PLAN

HP Erste V&B has no pension plan.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2002, HP Erste V&B had one share of common stock outstanding, which was owned by HP Europa Holding GmbH & Co. KG, an indirect subsidiary of HP Parent.

HP Erste V&B has no equity compensation plans.

ITEM 13.       Certain Relationships and Related Transactions.

None.

PART IV

ITEM 14.       Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information relating to HP Erste V&B required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)              The following documents are filed as part of this report:

1)              All Financial Statements:

The following financial statements are filed as part of this report under Item 8—”Financial Statements and Supplementary Data.”

2)              Financial Statement Schedules:

All schedules are omitted, as the required information is not applicable.

3)               Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.  HP Erste V&B shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description
2(a)

Offer Agreement by and between Hewlett-Packard Company and Indigo N.V. entered into as of September 6, 2001 and amended as of February 13, 2002, which appears as Annex A to Amendment No. 2 to the Registration Statement on Form S-4 dated February 14, 2002 (Registration Statement 333-73786), which annex is incorporated herein by reference.

3(a)	English Translation of Registrant’s Articles of Association (“Gesellschaftsvertrag”). (1)

3(b)	English Translation of Registrant’s Certificate of Registration (Commercial Register-Dept. B— of the Boeblingen Local Court Commercial Register Book 5328). (1)

4(a)

Contingent Value Rights Agreement, dated as of April 1, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and J.P. Morgan Trust Company, National Association. (1)

4(b)	Hewlett-Packard Company Corporate Guaranty (Limited Amount), dated as of April 1, 2002. (1)

10(a)	Stock Purchase Agreement made and entered into as of March 22, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH. (1)

10(b)	Loan Agreement made on March 26, 2002 by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

10(c)

English Translation of Profit Transfer Agreement dated May 28, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

10(d)	Share Sale and Purchase Agreement made on June 24, 2002 between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed August 14, 2002.

b)             Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH

	By:	/s/ Charles N. Charnas
Charles N. Charnas Chief Financial Officer and Managing Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ann O. Baskins and Charles N. Charnas, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title(s)

Date

/s/ Ann O. Baskins	Chief Executive Officer, Managing Director and	March 28, 2003
Ann O. Baskins	Authorized Representative in the United States (Principal Executive Officer)

/s/ Charles N. Charnas	Chief Financial Officer and Managing Director	March 28, 2003
Charles N. Charnas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jürgen Banhardt	Managing Director	March 28, 2003
Jürgen Banhardt

CERTIFICATION

I, Ann O. Baskins, certify that:

1.               I have reviewed this annual report on Form 10-K of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Ann O. Baskins
Ann O. Baskins
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Charles N. Charnas, certify that:

1.               I have reviewed this annual report on Form 10-K of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Charles N. Charnas
Charles N. Charnas
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number

Description

2(a)

Offer Agreement by and between Hewlett-Packard Company and Indigo N.V. entered into as of September 6, 2001 and amended as of February 13, 2002, which appears as Annex A to Amendment No. 2 to the Registration Statement on Form S-4 dated February 14, 2002 (Registration Statement 333-73786), which annex is incorporated herein by reference.

3(a)	English Translation of Registrant’s Articles of Association (“Gesellschaftsvertrag”). (1)

3(b)	English Translation of Registrant’s Certificate of Registration (Commercial Register-Dept. B— of the Boeblingen Local Court Commercial Register Book 5328). (1)

4(a)

Contingent Value Rights Agreement, dated as of April 1, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and J.P. Morgan Trust Company, National Association. (1)

4(b)	Hewlett-Packard Company Corporate Guaranty (Limited Amount), dated as of April 1, 2002. (1)

10(a)	Stock Purchase Agreement made and entered into as of March 22, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH. (1)

10(b)	Loan Agreement made on March 26, 2002 by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

10(c)

English Translation of Profit Transfer Agreement, dated May 28, 2002, by and between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

10(d)	Share Sale and Purchase Agreement made on June 24, 2002 between Hewlett-Packard Erste Vermögensverwaltungs-und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed August 14, 2002.