Form 10-Q
period 2003-03-31
HEWLETT PACKARD ERSTE VERMOGENSVERW U BETEILIGUNGSGES MBH
filed 2003-05-15
CIK 1180230

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 333-73786-01

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und
BETEILIGUNGSGESELLSCHAFT mbH

(Exact name of registrant as specified in its charter)

Germany	Not applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Herrenberger Strasse 140 71034 Böblingen, Germany	—
(Address of principal executive offices)	(Zip Code)

++49-7031-14-1742

(Registrant’s telephone number, including area code)

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

Indicate by check mark is whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2003
Common Stock, Euro 25,000 nominal value	1 share

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD ERSTE
VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Condensed Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Equity in net loss of Indigo	$—	$(51,976,918)
Recoupment of equity in net loss of Indigo through gains on intercompany transactions	—	51,976,918
Interest income and other, net	(49)	(4)
Loss before income taxes	(49)	(4)
Benefit from income taxes	(18)	—
Net loss	$(31)	$(4)

The accompanying notes are an integral part of these condensed financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Condensed Balance Sheet

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$22,479	$22,528
Total assets	$22,479	$22,528

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities	$18	$36
Commitments and contingencies
Stockholder’s equity:
Common stock, nominal value 25,000 euro (1 share authorized, issued and outstanding at March 31, 2003 and December 31, 2002)	22,425	22,425
Retained earnings	36	67
Total stockholder’s equity	22,461	22,492
Total liabilities and stockholder’s equity	$22,479	$22,528

The accompanying notes are an integral part of these condensed financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(31)	$(4)
Decrease in accrued taxes	(18)	—
Net cash used in operating activities	(49)	(4)
Cash flows from investing activities:
Purchase of Hewlett-Packard common stock	—	(562,650,000)
Net cash used in investing activities	—	(562,650,000)
Cash flows from financing activities:
Proceeds of loan from affiliated entity	—	562,650,000
Net cash provided by financing activities	—	562,650,000
Decrease in cash	(49)	(4)
Cash at beginning of period	22,528	22,437
Cash at end of period	$22,479	$22,433

The accompanying notes are an integral part of these condensed financial statements.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  Organization and Business

Organization and Business Purpose

Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH (“HP Erste V&B”), a corporation organized under the laws of Germany, was incorporated in September 2001 with the minimum statutory capital requirement of 25,000 euro under the name David Hundertdreiundreissigste Vermögensverwaltungs-GmbH by a third party for the purpose of establishing an inactive shell company. In September 2001, Hewlett-Packard Company, a corporation organized under the laws of Delaware (“HP Parent”), entered into an Offer Agreement (as amended in February 2002) with Indigo N.V., a corporation organized under the laws of The Netherlands (“Indigo”), pursuant to which HP Parent, either directly or through a subsidiary, would commence an exchange offer to acquire all of the outstanding shares of Indigo (the “Offer”). In December 2001, all of the outstanding stock of HP Erste V&B was purchased by an indirect subsidiary of HP Parent for the purpose of utilizing HP Erste V&B to effect the Offer. In March 2002, the Offer expired and, according to its terms, HP Erste V&B accepted for payment 94,522,517 common shares of Indigo that were tendered pursuant to the Offer (the “Tendered Indigo Shares”). In April 2002, HP Erste V&B delivered the Offer consideration in exchange for the Tendered Indigo Shares, which consisted of 31,578,153 shares of HP Parent common stock, 52,625,240 contingent value rights (“CVRs”) and $5,940 cash paid in lieu of the issuance of fractional shares of HP Parent common stock. The shares of HP Parent common stock were purchased by HP Erste V&B from HP Parent in March and April 2002. Prior to the completion of the Offer, HP Erste V&B had not conducted any business.

At March 31, 2003, HP Erste V&B’s sole business purpose is to hold the contingent liability related to the CVRs and to effect the payment, if any, related to the CVRs after April 2005. Any future liability for payments related to the CVRs as well as any performance obligations under the Contingent Value Rights Agreement (“CVR Agreement”) are guaranteed by HP Parent pursuant to the terms of the Corporate Guaranty, as described below in “Issuance of CVRs and HP Parent Guaranty.” In addition, pursuant to a Profit Transfer Agreement, entered into in May 2002 ( the "Profit Transfer Agreement") between HP Erste V&B and Hewlett-Packard Europa Holding GmbH & Co KG (“HP Europa KG”), HP Europa KG is obligated to compensate HP Erste V&B for any annual deficit if such deficit cannot be satisfied out of uncommitted reserves.

Intercompany Loan and Stock Purchase

In March 2002 HP Erste V&B borrowed $562,650,000 and in April 2002, HP Erste V&B borrowed an additional $10,505,924 from an indirect subsidiary of HP Parent for the purpose of acquiring newly issued shares of HP Parent common stock to be exchanged for the Tendered Indigo Shares in connection with the Offer.  The loan was made pursuant to the terms of a loan agreement between HP Erste V&B and HP Europa KG dated March 26, 2002 (the “Loan”).  In March 2002 HP Erste V&B purchased 31,000,000 shares of HP Parent common stock for $562,650,000 and in April 2002, HP Erste V&B purchased an additional 578,153 shares of HP Parent common stock for $10,499,984 pursuant to the terms of a stock purchase agreement between HP Erste V&B and HP Parent dated March 22, 2002.

Issuance of CVRs and HP Parent Guaranty

In April 2002 and pursuant to the terms of the Offer, HP Erste V&B entered into an indenture, the CVR Agreement, with J.P. Morgan Trust Company, National Association (the “Trustee”) and issued 52,625,240 CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement) during the three-year period commencing April 1, 2002. In April 2002, and in connection with the issuance of the CVRs, HP Parent executed and delivered to the Trustee a Corporate Guaranty regarding HP Erste V&B’s payment obligations pursuant to the CVRs and the CVR Agreement (the “Corporate Guaranty”).

Sale of Indigo and Repayment of Intercompany Loan

In June 2002, HP Erste V&B sold the Tendered Indigo Shares to HP Europa KG in satisfaction of all remaining obligations under the Loan.

Note 2: Basis of Presentation

In the opinion of management, the accompanying condensed financial statements for HP Erste V&B contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2003 and December 31, 2002, its results of operations for the three-month periods ended March 31, 2003 and 2002 and its cash flows for the three-month periods ended March 31, 2003 and 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the HP Erste V&B Annual Report on Form 10-K as filed on March 31, 2003 for the fiscal year ended December 31, 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

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

HP Erste V&B’s loss on its equity method investment in Indigo was $52.0 million during the three-month period ended March 31, 2002, which loss was offset by gains of the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B’s proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, and amortization expense related to specifically identified amortizable assets and additional expenses related to fair value adjustments to tangible assets.

Note 4: Indigo Contingent Value Rights

In addition to the 31,578,153 shares of HP Parent common stock exchanged by HP Erste V&B for the Indigo common shares, HP Erste V&B also issued and exchanged 52,625,240 non-transferable CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results of HP Parent and its affiliates relating to Indigo (as described in the CVR Agreement) (“CVR Revenue”) over a three-year period commencing on April 1, 2002. Under the terms of the CVR Agreement, no liability accrues unless during the three-year period the total cumulative CVR Revenue reaches $1.0 billion. The maximum contingent liability related to the CVRs is approximately $237 million if the cumulative revenue results during the three-year period equals or exceeds $1.6 billion. Based on the information provided by HP Parent and its affiliates, cumulative CVR Revenue from April 1, 2002 to March 31, 2003 was less than the $1.0 billion minimum threshold and, accordingly, no amounts have been accrued.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Financial Statements and the related notes that appear in Part I, Item 1 of this document.

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of HP Erste V&B to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of or statements regarding earnings, revenue, expenses,  future access to capital, or other financial items; any statements of the plans, strategies and objectives of management for future operations, including statements regarding the on-going purpose of HP Erste V&B and any statements regarding any potential payment obligations under the CVRs; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the risks that are described under “Factors That Could Affect Future Results” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report. HP Erste V&B assumes no obligation and does not intend to up-date these forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, earnings or losses and related disclosure of contingent assets and liabilities. Management bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the three-month period ended March 31, 2003 to the item disclosed as our critical accounting policy in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following is a summary of operating results of HP Erste V&B for the three-month periods ended March 31, 2003 and 2002. Prior to March 22, 2002, HP Erste V&B was an inactive shell company.

For the period from March 22, 2002 to June 24, 2002 HP Erste V&B held temporary control of Indigo and accounted for the operations of Indigo during that period using the equity method. HP Erste V&B’s loss on its equity method investment in Indigo was $52.0 million for the three months ended March 31, 2002, which was offset by gains in the same amount on related intercompany transactions. Included in this equity loss was HP Erste V&B’s proportionate share of the pre-tax charge of approximately $58.2 million, which is the portion of the purchase price allocated to in-process research and development, amortization expense related to specifically identified amortizable intangible assets and additional expenses related to fair value adjustments to tangible assets. For further information regarding intercompany transactions, see Note 3 to the accompanying Condensed Financial Statements.

For the three months ended March 31, 2003, HP Erste V&B recorded interest income and other, net, of $(49), compared to $(4) for the same period in 2002. Interest income and other, net, consists of interest income on the cash balance offset by miscellaneous expenses in the 2003 period and by currency exchange losses in the 2002 period. In May 2002, HP Erste V&B’s cash account was converted from a euro-denominated account to a U.S. dollar-denominated account and accordingly, no currency exchange gains or losses were incurred after the conversion. HP Erste V&B’s future results of operations in the next twelve months are expected to consist primarily of interest income on its existing cash balance, associated bank fees and taxes.

LIQUIDITY AND CAPITAL RESOURCES

HP Erste V&B’s primary source of liquidity is its cash balance of $22,479, which is held in an interest-bearing account. Any future liability for payments related to the CVRs as well as any performance obligations under the CVR Agreement are guaranteed by HP Parent pursuant to the terms of the Corporate Guaranty.  In addition, pursuant to the Profit Transfer Agreement, HP Europa KG is obligated to compensate HP Erste V&B for any annual deficit if such deficit cannot be satisfied out of our uncommitted reserves.

For the three months ended March 31, 2003, HP Erste V&B used cash of  $49 to fund its operating activities, consisting of miscellaneous expenses partially offset by interest income on its cash balance. For the three months ended March 31, 2002, HP Erste V&B used cash of $4 to fund its operating activities, consisting of currency exchange losses partially offset by interest income on its cash balance.

HP Erste V&B had no cash flows from investing activities or financing activities for the three months ended March 31, 2003. For the three months ended March 31, 2002, cash flows from investing activities consisted of the purchase of 31 million shares of Hewlett-Packard common stock for an aggregate price of approximately $562.7 million. HP Erste V&B’s cash flows from financing activities consisted of a loan from an affiliated entity, HP Europa KG, to fund the purchase of the Hewlett-Packard common stock. In April 2002, HP Erste V&B used the Hewlett-Packard common stock as part of the offer consideration to complete the purchase of the Tendered Indigo Shares. Ownership of the Tendered Indigo Shares, including the associated cash balance, was subsequently transferred to HP Europa KG in June 2002 in full settlement of the loan from HP Europa KG to HP Erste V&B.

HP Erste V&B’s contingent liability for any payments related to the Indigo CVRs as well as any performance obligations under the CVR Agreement are guaranteed by HP Parent pursuant to the terms of the Corporate Guaranty. Management expects that the company will have minimal other cash requirements, and that the current cash balance is sufficient to meet miscellaneous operating expenses that may be incurred over the next twelve months.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance.

We have no significant assets.

We have no significant assets. Our current operating plans are limited to performing our obligations and enforcing our rights pursuant to the CVRs and the CVR Agreement and to investing our limited cash assets in interest-bearing bank accounts. Pursuant to the term of the Profit Transfer Agreement, we are obligated to transfer our future profits to HP Europa KG and may not retain such profits unless otherwise approved by HP Europa KG. As a result, we do not expect to be able to increase our capital base to any significant extent in the future. Pursuant to the Profit Transfer Agreement, HP Europa KG also is obligated to compensate us for any annual deficit if such deficit cannot be satisfied out of our uncommitted reserves. In addition, HP Parent has guaranteed our payment and performance obligations pursuant to or under the CVRs and the CVR Agreement pursuant to the terms of the Corporate Guaranty. However, if HP Europa KG and HP Parent are unable to satisfy their obligations under the Profit Transfer Agreement or the Corporate Guaranty and we incur significant liabilities in the future, it is unlikely that we would have access to sufficient resources to satisfy such liabilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

HP Erste V&B's cash account is denominated in its reporting currency, which is the U.S. dollar, and therefore is not subject to currency exchange risk. Other potential market risks to our financial instruments, including interest rate risk, are not expected to have a material impact on our financial results.

ITEM 4. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

On February 3, 2003, the sole shareholder of HP Erste V&B, at a special meeting, voted on the following proposals as indicated below.

(a)                    The shareholder adopted German statutory financial statements for HP Erste V&B's 2001 fiscal year.

(b)                   The shareholder discharged the managing directors of HP Erste V&B for their management during the 2001 fiscal year.

(c)                    The shareholder appointed Ernst & Young LLP as independent auditors for HP Erste V&B's 2002 fiscal year.

The single outstanding share of HP Erste V&B was voted in favor of each of the proposals.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

A list of exhibits is set forth in the Exhibit Index found on page 15 of this report.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD ERSTE VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

/s/ Charles N. Charnas
Charles N. Charnas Managing Director and Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Ann O. Baskins, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH;

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ann O. Baskins
Ann O. Baskins Chief Executive Officer

May 14, 2003

CERTIFICATION

I, Charles N. Charnas, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH;

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles N. Charnas
Charles N. Charnas Chief Financial Officer

May 14, 2003

HEWLETT-PACKARD ERSTE

VERMÖGENSVERWALTUNGS- und BETEILIGUNGSGESELLSCHAFT mbH

EXHIBIT INDEX

Exhibit Number	Description

2(a)

Offer Agreement by and between Hewlett-Packard Company and Indigo N.V. entered into as of September 6, 2002 and amended as of February 13, 2002, which appears as Annex A to Amendment No. 2 to the Registration Statement on Form S-4 dated February 14, 2002 (Registration Statement 333-73786), which annex is incorporated herein by reference.

3(a)	English Translation of Registrant’s Articles of Association (“Gesellschaftsvertrag”). (1)
3(b)	English Translation of Registrant’s Certificate of Registration (Commercial Register —Dept B—of the Böblingen Local Court Commercial Register Book 5328. (1)
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
10(b)

Loan Agreement made on March 26, 2002 by and between Hewlett-Packard Company and Hewlett-Packard Erste Vermögensverwaltungs- und Beteiligungsgesellschaft mbH and Hewlett-Packard Europa Holding GmbH & Co. KG. (1)

10(c)

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